Form 10QSB
period 1996-06-30
WFS BANCORP INC
filed 1996-08-14
CIK 919888

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------


                                  FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 ---     SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                        For quarter ended June 30, 1996

                                       OR

 ---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from                 to
                                           -------------  ---------------

                       Commission file number 0-23824


                               WFS BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                             36-3943114
   ---------------------------------              --------------
   (State or other jurisdiction of              (I.R.S.Employer
    incorporation or organization)             Identification No.)


           340 SOUTH BROADWAY
            WICHITA, KANSAS                           67202
 ----------------------------------------           ----------
 (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  (316) 383-8404

  Indicate by check mark whether Registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X    No
                        ---      ---

  There were 1,564,387 shares of common stock, par value $.01 per share, of the registrant outstanding as of June 30, 1996.

                               WFS BANCORP, INC.


                                     INDEX



                                                                                Page
                                                                                Number
                                                                                ------
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1996 and                         3
         September 30, 1995

         Consolidated Statements of Operations for the Three-Month                4
         and Nine-Month Periods ended June 30, 1996 and 1995

         Consolidated Statements of Cash Flows for the Nine-Month                 5
         Periods ended June 30, 1996 and 1995


         Notes to Unaudited Consolidated Financial Statements                     6


Item 2.  Management's Discussion and Analysis of Financial Condition              8
         and Results of Operations



PART II. OTHER INFORMATION                                                       16


SIGNATURES                                                                       17

                               WFS BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                 (IN THOUSANDS)

                                                                 JUNE 30, 1996
   ASSETS                                                         (UNAUDITED)       SEPTEMBER 30, 1995
   ------                                                         -----------       ------------------
Cash and cash equivalents                                           $ 16,137             $  7,472
Investment securities                                                  3,886                4,686
Investment securities available for sale                               1,494                8,437
Stock in the FHLB, at cost                                             3,006                2,866
Mortgage-backed and related securities                                30,020               79,622
Mortgage-backed and related securities available for sale             34,223               10,057
Loans receivable, net                                                173,665              175,722
Mortgage loans available for sale, net                                   406                  274
Real estate owned and in judgment, net                                   219                  566
Premises and equipment, net                                            2,169                2,304
Accrued interest receivable                                            1,704                2,015
Income tax receivable                                                     --                   83
Other assets                                                             900                  865
                                                                    --------             --------
        TOTAL ASSETS                                                $267,829             $294,969
                                                                    ========             ========


   LIABILITIES & STOCKHOLDERS' EQUITY
   ----------------------------------

Deposits                                                             193,140              199,656
FHLB advances & other borrowings                                      37,478               57,323
Advances from borrowers for taxes and insurance                        1,417                2,845
Deferred income taxes                                                     81                  229
Income tax payable                                                       101                   --
Other liabilities                                                      1,207                1,694
                                                                    --------             --------
        TOTAL LIABILITIES                                            233,424              261,747


   STOCKHOLDERS' EQUITY
   --------------------

Preferred Stock, par value $0.01 per share
   Authorized:  1,000,000 shares
   Issued:  0 shares                                                      --                   --
Common Stock, par value $0.01 per share
   Authorized:  5,000,000 shares
   Issued:  1,661,178 shares as of June 30, 1996                          17                   17
            1,657,871 shares as of September 30, 1995

Additional paid in capital                                            16,487               16,258
Retained earnings - substantially restricted                          19,533               18,505
Unrealized loss on securities available for sale                        (386)                 (63)
Unearned ESOP shares, 97,791 shares March 31, 1996;
   107,057 shares September 30, 1995                                    (967)              (1,071)
Unearned Compensation                                                   (279)                (424)
                                                                    --------             --------

   TOTAL STOCKHOLDERS' EQUITY                                         34,405               33,222
                                                                    --------             --------

   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $267,829             $294,969
                                                                    ========             ========

                               WFS BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      PERIODS ENDED JUNE 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE-MONTH PERIOD ENDED   THREE-MONTH PERIOD ENDED
                                                                          JUNE 30,                  JUNE 30,
                                                                  -----------------------   ------------------------
                                                                      1996         1995         1996         1995
                                                                      ----         ----         ----         ----
Interest income:
   Loans receivable                                                 $11,079       $8,070       $3,655        $3,078
   Investment securities                                                685          825          244           389
   Dividends on stock in FHLB                                           140           98           50            37
   Mortgage-backed and related securities                             4,206        5,860        1,222         1,837
                                                                    -------       ------       ------        ------
      Total interest income and dividends                            16,110       14,853        5,171         5,341

Interest expense:
   Deposits                                                           7,681        7,091        2,457         2,717
   Other borrowings                                                   2,036        1,887          574           698
                                                                    -------       ------       ------        ------
      Total interest expense                                          9,717        8,978        3,031         3,415

Net interest income                                                   6,393        5,875        2,120         1,926

Provision for loan losses
   (reduction of allowance) charged (credited) to expense               115          189           25           126
                                                                    -------       ------       ------        ------

Net interest income after provision for loan losses
    (reduction of allowance)                                          6,278        5,686        2,095         1,800
                                                                    -------       ------       ------        ------

Other income:
   Fees and service charges                                             410          361          138           126
   Gain (loss) on sale of investment securities                         (56)         (38)           0           (38)
   Gain (loss) on sale of mortgage-backed and related securities       (377)        (514)           0          (514)
   Gain (loss) on sale of loans                                          35           25           12            27
   Other income                                                         237          491          147           128
                                                                    -------       ------       ------        ------

      Total other income                                                249          325          297          (271)
                                                                    -------       ------       ------        ------

Other expenses:
   Compensation and employee benefits                                 2,365        2,550          738           855
   Occupancy                                                            344          359          104           122
   Advertising                                                           77          197           13            44
    Federal insurance premiums                                          349          326          116           109
    Loss (gain) on real estate owned activities (net)                   (92)          29            4           (33)
   Other expenses                                                     1,032        1,009          309           349
                                                                    -------       ------       ------        ------
      Total other expenses                                            4,075        4,470        1,284         1,446
                                                                    -------       ------       ------        ------

Income before income taxes                                            2,452        1,541        1,108            83

Income tax expense                                                      955          597          437            33
                                                                    -------       ------       ------        ------

      Net income                                                    $ 1,497       $  944       $  671        $   50
                                                                    =======       ======       ======        ======

     Net income per share                                           $  0.96       $ 0.63       $ 0.43        $ 0.03
                                                                    =======       ======       ======        ======

                       WFS BANCORP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIOD
                          ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                               JUNE 1996          JUNE 1995
                                                                               ---------          ---------
                                                                                      (in thousands)
Cash flows from operating activities:
Net Income                                                                        1,497               944
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                 133               141
       Provision for loan losses charged to expense                                 115               189
       Amortization of gains and losses on financial futures
         and options                                                                 85               239
       Amortization of premiums and discounts on investment
         securities and mortgage-backed and related securities                      202               400
       Amortization of premiums and discounts on investment
         securities and mortgage-backed and related securities
         available for sale                                                         100              (124)
       Provision for loss on real estate owned                                      (55)              (35)
       Additionas to real estate owned                                               --               (42)
       Gain/loss on sale of real estate owned                                       (94)              (26)
       Loss on sale of mortgage-backed and related securities
         available for sale                                                         377               514
       Loss on sale of investment securities                                         56                38
       Gain/loss on sale of loans                                                   (35)              (25)
       Proceeds from sale of loans held for sale                                  4,672             1,817
       Net origination and principal collections on
         loans held for sale                                                     (4,638)           (3,466)
       Net loan fees deferred                                                       (17)               (2)
       Net changes in:
           Accrued interest receivable                                              311              (145)
           Other assets                                                             (35)             (186)
           Other liabilities                                                       (487)               59
           Income taxes payable                                                     101                29
           Deferred income tax liability                                           (148)             (207)
           Income tax receivable                                                     83                --
       Noncash compensation expense                                                 446               552
                                                                                -------           -------

               Net cash provided by operating activities                          2,669               664
                                                                                -------           -------


Cash flows from investing activities:
   Net originations and principal collections on loans                           (8,843)          (18,981)
   Purchase of loans                                                                 --           (24,019)
   Proceeds from the sale of loans                                                9,575                --
   Purchase of FHLB stock                                                            --              (444)
   Purchase of premises and equipment                                                 1              (452)
   Proceeds from maturity of investment securities                                5,382             6,720
   Purchase of investment securities available for sale                          (2,680)           (9,925)
   Purchase of mortgage-backed and related securities
     available for sale                                                              --            (8,369)
   Purchase of mortgage-backed and related securities                            (1,081)           (5,281)
   Principal received on mortgage-backed and related securities                   5,981            11,286
   Principal received on mortgage-backed and related securities
     available for sale                                                          10,334             2,393
   Proceeds from sale of mortgage-backed and related securities
     available for sale                                                          10,198            19,167
   Proceeds from the sale of investment securities available for sale             4,944             1,462
   Proceeds from the sale of real estate owned                                      442               254
                                                                                -------           -------

        Net cash used in investing activities                                    34,253           (26,189)
                                                                                -------           -------

Cash flows from financing activities:
   Net increase/(decrease) in deposits                                           (6,516)           13,796
   Advances from FHLB                                                             2,731            19,673
   Repayments of FHLB advances                                                  (15,575)           (6,550)
   Change in FHLB line of credit, net                                            (7,000)            1,000
   Advances from borrowers for taxes and insurance                               (1,428)             (549)
   Dividends paid                                                                  (469)           (1,186)
   Payment of offering costs                                                         --               (14)
                                                                                -------           -------

         Net cash provided (used in) by financing activities                    (28,257)           26,170
                                                                                -------           -------

        Increase (decrease) in cash
           and cash equivalents                                                   8,665               645
                                                                                -------           -------

Cash and cash equivalents, beginning of period                                    7,472             4,516
                                                                                -------           -------

        Cash and cash equivalents, end of period                                 16,137             5,161
                                                                                =======           =======

                               WFS BANCORP, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements are for interim periods and consequently, do not include all disclosures required by generally accepted accounting principles for annual financial statements. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended September 30, 1995. In the opinion of management of WFS Bancorp, Inc.,the consolidated financial statements reflect all adjustments (all of which were of a normal recurring nature) necessary to present fairly the financial position, results of operations, and cash flows for the interim periods.

(2)      Principles of Consolidation

         The consolidated financial statements include the accounts of WFS Bancorp, Inc. (the Company) and its wholly- owned subsidiary, Wichita Federal Savings and Loan Association (WFSL) and its wholly-owned subsidiary Reliance Financial Corporation (RFI). All significant intercompany transactions and balances have been eliminated in consolidation.

(3)      Income Per Share

         Income per share for 1996 has been computed by dividing net income for the period which amounted to $1,497,000 by the average number of shares of common stock outstanding during the nine-month period which was 1,557,061 ($.96/share) and $671,000 by 1,561,046 shares for the three-month period ($.43/share). Income for 1995 was computed by divided by net income for the nine-month period which was $944,000 by average shares of 1,487,602 ($.63/share) and $50,000 by average shares of 1,495,545 ($.03/share) for three-month period.


(4)      Investments and Mortgage-Backed and Related Securities

         Investments on the Company's books are classified in one of three categories and accounted for as follows: (i)debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost; (ii) debt and equity securities not classified as either held to maturity securities or trading securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity; and (iii) securities classified as available for sale, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholder's equity.

         There were no sales of investment or mortgage-backed and related securities available for sale for the quarter ended June 30, 1996.

         Unrealized loss on investment securities available for sale and mortgage-backed and related securities available for sale, net of applicable deferred income taxes, resulted in a decrease to stockholder's equity of $386,000 as of June 30, 1996.

         In December 1995, the Company reclassified mortgage-backed and related securities with a book value of $44.1 million from held to maturity to available for sale. (See "Management's Discussion and Analysis -- Mortgage-Backed and Related Securities Available for Sale")

(5)      Employee Stock Ownership Plan (ESOP)

         The FASB's Statement of Position 93-6 "Employers" Accounting for Employee Stock Ownerships Plans (SOP 93-6) requires that the employer record compensation expense in a amount equal to the fair value of shares committed to be released from the ESOP to employees. On June 30, 1996 the Company had allocated 24,707 shares and committed 6,794 shares to be released, leaving 96,791 collateralized shares with a fair market value of $2.2 million. Committed shares will be allocated to employees as of the December 31, 1996. ESOP expense for nine-months ended June 30, 1996 was $229,000.

(6)      Management Recognition and Retention Plan (MRRP)

         In connection with the conversion of WFSL from a mutual association to stock association and the related formation of a holding company, the Board of Directors adopted a recognition and retention plan which was approved by stockholders in January 1995. The Company reserved 64,146 shares for issuance under this plan. During fiscal 1995 the Company awarded 54,327 shares which were issued to the participants in the plan and vest over a five-year period. The Company issued an additional 3,207 shares in November 1995. Of 57,534 shares now issued, 22,346 were vested as of June 30, 1996. MRRP expense of $217,000 was recorded for the nine-months ended June 30, 1996.

                              WFS BANCORP, INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

                  NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        NINE MONTHS ENDED JUNE 30, 1995


AGREEMENT TO MERGE

         On November 30, 1995, Emprise Bank - Wichita and WFS Bancorp, Inc. ("Company") announced that they entered into a definitive agreement providing for the acquisition of the Company by Emprise Bank by means of a merger. Under the terms of the agreement, each outstanding share of WFS common stock will be cancelled in exchange for a cash payment from Emprise Bank in the amount of $23.25. The total transaction, including payments with respect to outstanding options, is valued at approximately $39.6 million. The merger is subject to approval of the appropriate regulatory agencies, the approval by Company and Emprise Bank shareholders, and the resolution of certain issues relating to the Association's Employee Stock Ownership Plan. The transaction is expected to be completed in the third calendar quarter of 1996.

RESULTS OF OPERATIONS

         The Company's results of operations are dependent on the operations of its subsidiary, Wichita Federal Savings and Loan Association ("WFSL"). As used herein, all references to the Company include consolidated financial data, unless the context states otherwise.

         Net income for the nine and three months ended June 30, 1996 increased $553,000 and $621,000, respectively, when compared to the same periods in 1995. Primary reasons for the nine month increase are a nine percent increase in net interest income before loan loss provision and a nine percent decrease in noninterest expense. The three month increase resulted primarily from a $568,0000 increase in noninterest income and a $162,000 decrease in noninterest expense.

         NET INTEREST INCOME.
         For the nine months ended June 30, 1996, the $518,000 increase in net interest income before provision for loan losses resulted primarily from increases in average net earning assets of $1.2 million and a 0.16% increase in interest rate spread over the same period in fiscal 1995.

         The $1.3 million increases in interest income for the nine months ended June 30, 1996 compared to the same period in fiscal 1995 resulted from loan portfolio growth and an adjustment to purchase loan discount, offset somewhat by income from adjustments to unamortized purchased premiums on mortgage-backed and related securities and investment securities in the same fiscal 1995 periods. The positive adjustment to purchase loan discount in June 1996 quarter was not sufficient enough to offset the impact a $24 million decrease in average interest earning assets, when compared to the same quarter in 1995. The aforementioned adjustments to premiums and discounts resulted from changes in prepayment speeds in underlying loans. In the same comparative three month periods, interest rate spread increased 0.50% when compared with the same three months in 1995, partially offsetting the decrease in average earning assets.

         Interest expense for the current nine month period also increased $739,000 (or 20%), primarily due to higher competitive rates of interest paid on interest bearing liabilities. The average cost of interest-bearing liabilities for the nine months ended June 30, 1996 increased 36 basis points as compared to the same period last year. For the comparative quarters ended June 30, 1996 and 1995, there was a $25.8 million (or 10%) decrease in total interest bearing liabilities, while the average cost of those liabilities decreased only 0.07% basis points.

         Generally, mortgage loan principal prepayments appear to have remained relatively stable, in part reflecting some modest interest rate volatility. Should interest rates fall, the cost of deposit liabilities is expected to decline slightly faster than the yield on loans and mortgage-backed and mortgage-related securities, due to the liabilities' shorter duration. The opposite is true if interest rates increase. The Company's interest rate spread is expected to remain substantially unchanged in the last quarter of fiscal 1996, assuming no unusual and significant sales of loan and mortgage-backed and related assets. The ongoing decline in consumer loan production and prepayments on existing consumer and FHA Title I loan receivables may, however, cause a slight decline in the Company's interest rate spread.

         PROVISION FOR LOAN LOSSES.
         During the nine months ended June 30, 1996, the loan loss provision was generally due to early period growth in the loan portfolios, increased exposure to troubled FHA Title I loans, and/or increased losses experienced in the consumer loan portfolio in fiscal 1996. In its continuing reassessment of loan loss reserves, management has determined that the current allowances are generally sufficient. Loan loss provisions for the last fiscal quarter are not expected to be significant. The Company has maintained the same 0.7% ratio of allowance for loan losses to total loans for the past year.

         NON-INTEREST INCOME.
         For the nine and three months ended June 30, 1996, non-interest income decreased $76,000 (or 23%) and increased $568,000, respectively, as compared with the same periods in fiscal 1995. In the third quarter 1996, and primarily responsible for the increase in comparative three month noninterest income were the Company's recognition of a $118,000 recovery on a previously charged-off commercial property, as compared to $552,000 losses recognized in the same 1995 quarter that resulted from the sale and permanent write-down of securities. However, the impact of a prior 1996 quarter's combined losses of $433,000 on sales of FHA Title I Participation Certificates (PCs)--also noted below--and mutual fund shares, when combined with a $265,000 loss recovery in fiscal 1995 resulted in reversal of fortune for the comparative nine month periods.

         The second fiscal 1996 quarter sale of the PCs was transacted in conjunction with the acquisition of the Company by Emprise Bank, Wichita, under terms of the definitive merger agreement between the Company and Emprise Bank, Wichita.

         NON-INTEREST EXPENSE.
         Non-interest expense decreased 9% and 11% in the nine months and quarter ended June 30, 1996, when compared to the same periods one year
earlier.   Compensation expense for the June 1996 quarter decreased $117,000 when compared
to the June 1995 quarter, while comparative nine month compensation costs decreased $185,000. This primarily resulted from decreases in the cost of the Management Recognition and Retention Plan ("MRRP"). Under generally accepted accounting standards, the expense of granted MRRP common stock is valued at quoted market value as of the date of grant (January 18, 1995). The expense of the program is accrued based on "earned" shares, a practice that effectively "front loads" most of the expense into the first two years.

         Advertising expense decreased $120,000 (or 61%) in the nine months ended June 30, 1996 as compared to the same period one year earlier. The decrease reflects a philosophical change, from promoting WFSL's market presence and special certificate of deposit promotions in the first nine months of 1995, to de-emphasis of market presence due to the impending merger with Emprise Bank, Wichita.

         Net gain on Real Estate Owned (REO) activities in the first nine months resulted in a $121,000 improvement in comparative earnings, while the third quarter 1996 net expense of REO operations represented an increase in costs when compared to the net gain recognized in the same 1995 quarter. Nine month results in fiscal 1996 primarily resulted from the earlier sale in 1996 of a commercial real estate property in metropolitan Phoenix, Arizona that resulted in a gain of $86,000. Decreases in real estate property taxes and net earnings from real estate operations/management in fiscal 1996 were also responsible for improvement. For the comparative quarters ended June 30, a reversal and reduction in real estate owned loss reserves was recognized in the 1995 quarter.

         PROVISION FOR INCOME TAXES.
         The increases in the provision for income taxes resulted from higher earnings for the current nine and three month periods.

FINANCIAL CONDITION
         Total consolidated assets of the Company, at June 30, 1996, decreased 9% when compared to total assets at September 30, 1995. The decline resulted from prior quarter sales of $10.2 million FHA Title I Participation Certificates, a $5.0 million mutual fund, a $3.4 million commercial loan, and the June 1996 quarter resale of a $9.6 million single family whole loan pool. The funds provided from these dispositions were used to pay off maturing FHLB of Topeka advances and line of credit, and provide available cash to close the Company's acquisition by Emprise Bank.

         INVESTMENT SECURITIES AVAILABLE FOR SALE
         At June 30, 1996, the Company's current market value of certain investment securities held as "Available for Sale" is $4,000 less than cost, net of tax effect, as reflected as an adjustment to Stockholders' Equity. (See "Mortgage-Backed and Related Securities Available for Sale" below.)

         MORTGAGE-BACKED AND RELATED SECURITIES.
         Mortgage-backed and related securities, including certain mortgage-backed and related CMOs and REMICs, as well as such securities available for sale, continue to make up a substantial portion (24%) of the consolidated balance sheet. Cash flows from principal prepayment are generally re-channeled back into WFSL loan originations.

         MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE FOR SALE
         At June 30, 1996, the Company's current market value of certain mortgage-backed and related securities held as "Available for Sale" is $382,000 less than cost, net of tax effect, as reflected as an adjustment to Stockholders' Equity. (See Results of Operations, "Non-Interest Income" discussion above and "Equity Capital" below.)

         In November 1995, the FASB issued Special Report No. 155-B, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This release allowed a "one time" opportunity to reassess the appropriateness of the classification of all securities and reclassify securities held to maturity to available for sale. The Company reclassified mortgage-backed and related securities with a book value of $44.1 million to available for sale.

         LOAN PORTFOLIO.
         The loan portfolio, exclusive of loans available for sale at June 30, 1996, decreased $1.1 million from September 30, 1995, primarily as a result of sales of loans and substantially curtailed consumer loan originations in the last two fiscal quarters. That decrease occurred in spite of increased volumes of real estate mortgage loans originated (including construction). No loans have been purchased in fiscal 1996.

         REAL ESTATE OWNED AND NON-PERFORMING ASSETS.
         Real Estate Owned through foreclosure has declined since 1995 fiscal year end. A $510,000 commercial property in Arizona was sold in 1996. The primary real estate owned property with an indicated fair value of $192,000 is a commercial building in Arizona.

         Total non-performing assets decreased $333,000 (24%) during the nine months ended June 30, 1996. There is no single non-performing asset in excess of $250,000.

         A $511,000 note taken by the Company in conjunction with the sale of the aforementioned FHA Title I PCs and represented by an unsecured note, initially, increased the Company's classified assets by $475,000 (net of a $36,000 imputed discount in the value of the note due to the non-interest bearing attribute). The current net note is $326,000. This note is expected to be repaid as the subject Title I claims are paid by the Department of Housing and Urban Development (HUD). No loss is expected in collection of the note.

         DEPOSITS.
         Savings deposits remained relatively constant, for the first six months of fiscal 1996, however deposit maturity related runoff was experienced in the June quarter. Notwithstanding the impending merger with Emprise Bank-Wichita, the flow of deposits continues to be influenced by prevailing interest rates and competition.

         BORROWINGS.
         A net $19.8 million of Federal Home Loan Bank advances and lines of credit have been repaid in fiscal 1996.

         EQUITY CAPITAL.
         The impact of application of SFAS 115 at June 30, 1996, is recognition of a net unrealized market loss of $386,000. See discussion above regarding "Investment Securities Available for Sale" and "Mortgage-Backed and Related Securities Available for Sale".

         Dividends paid in the amount of $469,000 were declared during the first nine months of fiscal 1996. These were regular quarterly cash dividends equal to ten cents per share, paid in December 1995 and March and June 1996.

         LIQUIDITY AND CAPITAL RESOURCES.
         The OTS requires minimum levels of liquid assets to be maintained by WFSL. Presently, the minimum level is 5% of deposits and short term borrowings. Such investments are intended to provide a source of relatively liquid funds upon which WFSL may rely if necessary to fund deposit withdrawals and loan commitments. WFSL's liquid assets are primarily cash and cash equivalents, which are short-term, highly liquid investments with original maturities of three months or less and qualifying debt securities maturing in five years or less. WFSL's regulatory liquidity at June 30, 1996 was 9.7%. WFSL is further required to maintain short-term liquid assets, as defined, equal to 1.0% of the average sum of net withdrawable deposits and other liabilities. This requirement is part of the overall 5% liquidity level. WFSL's short-term liquidity ratio at June 30, 1996 was 7.6%. Management believes that the liquidity levels maintained and WFSL access to approved lines of credit from the FHLB of Topeka are adequate to meet normal deposit outflows, loan demand and operating requirements. At June 30, 1996, WFSL had $8.1 million in outstanding commitments to originate loans.

         The primary source of cash from operating activities is net earnings. Cash received from loan repayments and other sources are used to originate new loans or to purchase loans. Financing sources consist of deposits and advances from the FHLB.

         As a holding company, the Company conducts its business through its subsidiary, WFSL. The principal sources of funds for the Company are dividends paid by the subsidiary and interest and principal cash flows from its investment securities. Principal uses of funds are the payment of dividends, when and if, declared by the Board of Directors and operating expenses of the Company.

REGULATORY CAPITAL.

         The FDIC Improvement Act of 1991, and related regulations, establish five capital categories which are based on an institution's capital ratio. The highest category is a "well capitalized" institution, one which must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. Under the FDIC's deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned under related guidelines.


         Under the Financial Institutions Reform, Recovery, and Enforcement Act, ("Firrea"), and regulations of the OTS, WFSL is required to meet three separate capital requirements. Capital substantially exceeded all applicable requirements at June 30, 1996. At June 30, 1996, the Association's tangible and core capital were $30.6 million (11.4%) and its total risk-based capital was $31.9 million (25.5%) of risk-weighted assets of $125.0 million.

                                                                    Percent of
(Dollars in 000's)                                 Amount           Assets (1)
                                                   ------           ----------
Tangible Capital                                   $30,630            11.42%
Tangible Capital Requirement                         4,024             1.50%
Excess                                              26,606             9.92%
Core Capital                                       $30,630            11.42%
Core Capital Requirement                             8,048             3.00%
Excess                                              22,582             8.42%

Total Capital (i.e., Core and                      $31,866            25.48%
        Supplementary Capital)
Risk-Based Capital Requirement                      10,004             8.00%
Excess                                              21,862            17.48%

(1) Based upon adjusted assets for purposes of the tangible capital and core capital requirements, and risk weighted assets for purposes of the risk-based capital requirements.

         Since January 1994, OTS risk-based capital requirements require institutions with more than a "normal" level of interest rate risk to maintain additional capital known as the interest rate risk component. A "normal" level of interest rate risk exists if the present value of expected cash inflows and outflows from an institution's assets, liabilities and off-balance sheet items is less than two percent of the current estimated market value of assets--after an immediate 200 basis point increase or decrease in market interest rates, whichever leads to the greatest decline. The amount of the interest rate risk component would equal one-half of the dollar amount that exceeds the two percent of estimated market value of assets, in addition to the capital otherwise required to satisfy the risk-based capital requirement. However, because the WFSL has total assets of less than $300 million and risk-based capital in excess of 12%, the WFSL is exempt from this rule.

IMPACT OF INFLATION AND CHANGING PRICES.

         The financial statements presented have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in the measurements of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company and its subsidiary are monetary in nature. As a result, interest rates have a more significant impact on the Company's operating performance than the effects of general levels of inflation. In the present interest rate environment, the liquidity, maturity structure, and quality of the Company's assets and liabilities are important factors in the maintenance of acceptable performance levels.

ASSET/LIABILITY MANAGEMENT.

         WFSL attempts to maximize net interest income by achieving a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Policies are designed to reduce the impact of changes in interest rates on net interest income by maintaining a favorable duration match between interest-earning assets and interest-bearing liabilities. Traditionally, WFSL has implemented such policies by selling the low, fixed-rate mortgage loans originated, retaining adjustable rate mortgage loans originated, originating short-term consumer loans, and purchasing adjustable rate or short term maturity mortgage-backed securities and collateralized mortgage obligations.

IMPACT OF NEW ACCOUNTING STANDARDS.

         In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of SFAS Statement No. 65." The statement requires the capitalization of mortgage servicing rights, whether they were acquired from another organization or originated internally. The statement applies to mortgage banking activities in which a mortgage loan is originated or purchased and then sold, with the right to service the loan retained by the mortgage banking entity. A mortgage banking enterprise can capitalize the rights to service mortgage loans for others as separate assets, without regard to how those servicing rights are acquired. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995 (or beginning October 1, 1996 for the Company) to transactions in which the Company sells or securities mortgage loans with servicing rights retained. The implementation of this statement is not expected to have a material effect on the financial position or results of operations.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. The proforma amounts required to be disclosed by an employer that continues to apply the accounting provisions of APB Opinion 25, "Accounting for Stock issued to employees", will reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method defined in SFAS No. 123, including tax effects, if any, that would have been recognized in the income statement if the fair value based method had been used. The required pro forma amounts will not reflect any other adjustments to reported net income or, if presented, earnings per share. SFAS No. 123 is effective for fiscal years beginning October 1, 1996 for the Company. The implementation of this statement is not expected to have a material effect on the financial position or results of operations.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
The statement requires that servicing assets (e.g., loans) and other retained interests in transferred assets be measure by allocating the previous carrying amounts between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of the transfer. Subsequently, servicing assets and liabilities are measured by (a) a specified amortization methodology and (2) assessment for asset impairment or increased obligation based on their fair values. The statement also provides criteria for derecognition of a liability and guidance for assessing isolation of transfeerred assets and for accounting for transfers of related items. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The implementation of this statement is not expected to have a material effect on the financial position or results of operations.

                                WFS BANCORP,INC.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

            In late January 1996, the Company filed suit in federal court to rescind the loan purchase contract with FSB Mortgage of Little Rock, Inc. No answer has been filed by defendants as of August 8, 1996. The lawsuit stems from what the Company alleges is a mutual mistake of fact regarding the expected yield on a $6.4 million loan purchased in July 1995. Management believes it is too soon to anticipate the result.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K

                  (i) A Form 8-K dated July 24, 1996 announced third quarter earnings.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WFS BANCORP, INC.
                                        Registrant




Date  August 14, 1996                    /s/ BURTON G. DUNLAP
    ----------------------              -----------------------------------
                                        Burton G. Dunlap
                                        President & Chief Executive Officer
                                        (Duly Authorized Officer)




Date  August 14, 1996                    /s/ EDWARD C. GILBERT, JR.
    ----------------------              -----------------------------------
                                        Edward C. Gilbert, Jr.
                                        Chief Financial Officer and Senior
                                        Vice President (Principal Financial
                                        Officer)